Form 10-Q
period 2026-09-30
Viking Acquisition Corp. II
filed 2026-11-13
CIK 2139246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2026, there were 23,610,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VIKING ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from February 24, 2026 (inception) through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from February 24, 2026 (inception) through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from February 24, 2026 (inception) through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VIKING ACQUISITION CORP. II

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

Assets:
Current assets
Cash	$1,242,495
Prepaid expenses	10,685
Prepaid insurance	65,072
Total current assets	1,318,252
Long-term prepaid insurance	48,804
Investments held in Trust Account	231,933,877
Total Assets	$233,300,933

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$93,934
Accounts payable and accrued expenses	114,666
Total current liabilities	208,600
Promissory note – related party	544,080
Deferred underwriting fee	9,200,000
Total Liabilities	9,952,680

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.08 per share	231,933,877

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 610,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	61
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding	767
Additional paid-in capital	—
Accumulated deficit	(8,586,452)
Total Shareholders’ Deficit	(8,585,624)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$233,300,933

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIKING ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from February 24, 2026 (Inception) Through September 30,
	2026	2026
Formation, general, and administrative costs	$288,831	$361,418
Share-based compensation expense	—	860,035
Loss from operations	(288,831)	(1,221,453)

Other income:
Interest earned on investments held in the Trust Account	1,933,877	1,933,877
Total other income	1,933,877	1,933,877

Net income	$1,645,046	$712,424

Basic and diluted weighted average shares outstanding, Class A ordinary shares	22,070,217	9,314,037
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.05
Basic weighted average shares outstanding, Class B ordinary shares(1)	7,601,450	5,379,205
Basic net income per share, Class B ordinary shares	$0.06	$0.05
Diluted weighted average shares outstanding, Class B ordinary shares(1)	7,655,797	5,402,141
Diluted net income per share, Class B ordinary shares	$0.06	$0.05

(1)	Up to July 6, 2026, excluded an aggregate of up to 1,000,000 Class B ordinary shares, $0.0001 par value, that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On July 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIKING ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM FEBRUARY 24, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 24, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(4,542)	(4,542)

Balance – March 31, 2026 (unaudited)	—	—	—	—	—	(4,542)	(4,542)

Issuance of Class B ordinary shares to Sponsor(1)	—	—	7,666,667	767	24,233	—	25,000

Share-based compensation expense	—	—	—	—	860,035	—	860,035

Net loss	—	—	—	—	—	(928,080)	(928,080)

Balance – June 30, 2026 (unaudited)	—	—	7,666,667	767	884,268	(932,622)	(47,587)

Sale of 610,000 Private Placement Units	610,000	61	—	—	6,099,939	—	6,100,000

Fair value of Public Warrants at issuance	—	—	—	—	4,676,667	—	4,676,667

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(305,668)	—	(305,668)

Remeasurement of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	(11,355,206)	(9,298,876)	(20,654,082)

Net income	—	—	—	—	—	1,645,046	1,645,046

Balance – September 30, 2026 (unaudited)	610,000	$61	7,666,667	$767	$—	$(8,586,452)	$(8,585,624)

(1)	Includes an aggregate of up to 1,000,000 Class B ordinary shares, $0.0001 par value, that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On July 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIKING ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 24, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$712,424
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation, general, and administrative costs through promissory note – related party	12,420
Interest earned on investments held in the Trust Account	(1,933,877)
Share-based compensation expense	860,035
Changes in operating assets and liabilities:
Prepaid expenses	(9,685)
Prepaid insurance	(65,072)
Long-term prepaid insurance	(48,804)
Accounts payable and accrued expenses	114,666
Net cash used in operating activities	(357,893)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	224,900,000
Proceeds from sale of Private Placement Units	6,100,000
Underwriters’ reimbursement	500,000
Proceeds from promissory note – related party	544,080
Repayment of promissory note – related party	(81,683)
Payment of offering costs	(362,009)
Net cash provided by financing activities	231,600,388

Net Change in Cash	1,242,495
Cash – Beginning of period	—
Cash – End of period	$1,242,495

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$93,934
Deferred offering costs paid through promissory note – related party	$66,763
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs applied against prepaid expenses	$26,500
Prepaid expenses paid by Sponsor through promissory note – related party	$2,500
Deferred underwriting fee payable	$9,200,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIKING ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Viking Acquisition Corp. II (the “Company”) was incorporated as a Cayman Islands exempted company on February 24, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”). The Company has not selected any business combination target and has not, nor has anyone on the Company’s behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The Company may pursue an Initial Business Combination target in any business or industry. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from February 24, 2026 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) (as described below), and subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is Viking Acquisition Sponsor II, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2026 (the “IPO Registration Statement”). On July 6, 2026, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (each a “Class A ordinary share”), and one-third of one redeemable warrant (each a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 610,000 Private Placement Units (each a “Private Placement Unit” and collectively, the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,100,000 (the “Private Placement”). Each Private Placement Unit consists of one Class A ordinary share and one-third of one warrant (each a “Private Placement Warrant” and collectively, the “Private Placement Warrants”). Of those 610,000 Private Placement Units, the Sponsor purchased 300,000 Private Placement Units, and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”), the representative of the underwriters, purchased 310,000 Private Placement Units.

Transaction costs amounted to $14,349,206, consisting of $4,600,000 of cash underwriting fees (net of $500,000 underwriters’ reimbursement), $9,200,000 of deferred underwriting fees, and $549,206 of other offering costs.

The Trust Account

Following the closing of the Initial Public Offering on July 6, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and a portion of the proceeds of the sale of the Private Placement Units was placed in the U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and, may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association provide that, other than taxes payable (as defined below), none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the Initial Business Combination; (ii) the redemption of any Class A ordinary shares issued in the Initial Public Offering (the “Public Shares”), that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-Initial Business Combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

VIKING ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account, net of amounts withdrawn to pay taxes (“taxes payable”), or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest less taxes payable. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under New York Stock Exchange rules.

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) and Private Placement Units (and any securities underlying the Private Placement Units) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor and management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

VIKING ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 6, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 10, 2026. The interim results for the three months ended September 30, 2026 and for the period from February 24, 2026 (inception) through September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Capital Resources and Going Concern Consideration

As of September 30, 2026, the Company had $1,242,495 in its operating bank account and working capital of $1,109,652. Prior to the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the Founder Shares and the loan under the Note of $81,683, which was repaid on July 6, 2026. Subsequent to the Initial Public Offering, the Company’s liquidity needs have been satisfied through the proceeds held outside the Trust Account and borrowings of $544,080 under Working Capital Loans from the Sponsor (see Note 5).

In connection with the Company’s assessment of going concern in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has completed its Initial Public Offering on July 6, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company still lacks the liquidity to finance the working capital needs of the Company for a reasonable period of time, which is considered to be one year from the date of issuance of the unaudited condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to address this uncertainty through Working Capital Loans from the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors (see Note 5), who are not obligated to provide such loans. There is no assurance that the Company’s plans to raise capital or to consummate an Initial Business Combination will be successful.

The Company initially has 24 months to consummate the Initial Business Combination (assuming no extensions), or until July 6, 2028 (the “Completion Window”). If the Company does not complete an Initial Business Combination, the Company will wind up, dissolve, and liquidate pursuant to the terms of its amended and restated memorandum and articles of association.

There is no assurance that the Company’s plans to complete the Initial Business Combination will be successful within the Completion Window. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

VIKING ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,242,495 of cash and did not have any cash equivalents as of September 30, 2026.

Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $231,933,877, were held in cash and U.S. Treasury securities. The Company’s investments held in Trust Account are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature or, in the case of the promissory note – related party, its non-interest bearing terms and indeterminate maturity, except warrants (see Note 8).

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

As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

VIKING ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC 480 if not fully exercised at the time of the Initial Public Offering. On July 6, 2026, the underwriters exercised their over-allotment option in full in the amount of 3,000,000 Units as part of the closing of the Initial Public Offering. As such, as of July 6, 2026, no over-allotment option liability was recognized in the Company’s balance sheet.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of an Initial Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:
Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,676,667)
Public Shares issuance costs	(14,043,538)
Plus:
Remeasurement of carrying value to redemption value	18,720,205
Class A ordinary shares subject to possible redemption, July 6, 2026	230,000,000
Plus:
Remeasurement of carrying value to redemption value	1,933,877
Class A ordinary shares subject to possible redemption, September 30, 2026	$231,933,877

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants.

VIKING ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per-share amounts):
	For the Three Months		For the Period from February 24, 2026 (Inception) Through
	Ended September 30,		September 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,223,609	$421,437	$451,605	$260,819

Denominator:
Basic weighted average shares outstanding	22,070,217	7,601,450	9,314,037	5,379,205
Basic net income per ordinary share	$0.06	$0.06	$0.05	$0.05

	For the Three Months		For the Period from February 24, 2026 (Inception) Through
	Ended September 30,		September 30,
	2026		2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,221,372	$423,674	$450,901	$261,523

Denominator:
Diluted weighted average shares outstanding	22,070,217	7,655,797	9,314,037	5,402,141
Diluted net income per ordinary share	$0.06	$0.06	$0.05	$0.05

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and further disaggregation of income taxes paid. As an emerging growth company that has elected the extended transition period, the Company will adopt ASU 2023-09 for annual reporting periods beginning after December 15, 2025, on a prospective basis with an option to apply it retrospectively. Early adoption is permitted. Management is currently evaluating the impact of ASU 2023-09 on the Company’s financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating the impact of ASU 2024-03 on the Company’s financial statements and disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

VIKING ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 20, 2026, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), for a purchase price of $25,000 (approximately $0.003 per share), to the Sponsor which was deemed as subscription receivable. On May 28, 2026, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in settlement of the subscription receivable. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units sold in the Initial Public Offering except that the Founder Shares automatically convert into Class A ordinary shares at the time of the Initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the Initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. The Sponsor, officers, and directors will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor, officers, and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Units (and any securities underlying the Private Placement Units) held by them. On July 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The strategic partners and senior advisors may, but have not as of the date of the Company’s prospectus, invest in KingsRock Viking Acquisition II, LLC, and through it, indirectly in the Sponsor, thereby sharing in the appreciation of Founder Shares and Private Placement Units held by the Sponsor, provided that the Company successfully completes an Initial Business Combination. However, such parties will have no right to control KingsRock Viking Acquisition II, LLC or the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor prior to the consummation of an Initial Business Combination. In addition, each of the four independent directors has purchased membership interests in KingsRock Viking Acquisition II, LLC for $187 which provides each of them with an indirect interest in 50,000 Founder Shares. In addition, Fred Brettschneider, one of the Company’s independent directors, has purchased two other membership interests in KingsRock Viking Acquisition II, LLC — one that he has purchased for $165.45 which provides him with an indirect interest in 50,739 Founder Shares, and the other that he has purchased for $50,000 which provides him with an indirect interest in 5,000 Private Placement Units. None of the independent directors will have a right to control either KingsRock Viking Acquisition II, LLC or the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor, or otherwise, prior to the consummation of an Initial Business Combination.

The third-party valuation firm valued the Founder Shares as of June 23, 2026, the grant date. The probability of de-SPAC and instrument specific market adjustment was assumed to be 35.0% and the implied Class A ordinary share price was $9.80. The valuation has identified the fair value of the Founder Shares to be $3.43 per share as of grant date. The total fair value of the 200,000 Founder Shares purchased by the four independent directors and the additional 50,739 Founder Shares purchased by one of the directors is $860,035 or $3.43 per share, which was recorded as of the grant date, June 23, 2026 in the Company’s unaudited condensed financial statements as share-based compensation expense.

The Sponsor, officers, and directors have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) six months after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, the date on which the Company consummates a transaction which results in shareholders having the right to exchange their shares for cash, securities, or other property subject to certain limited exceptions.

Administrative Support and Indemnification Agreement

Commencing on June 30, 2026, the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to reimburse an affiliate of the managers of the Sponsor, KingsRock Advisors, LLC (the “Services Provider”), in an amount equal to up to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2026 and for the period from February 24, 2026 (inception) through September 30, 2026, the Company incurred and paid $90,000 of fees for these services. As of September 30, 2026, no amount has been accrued for these services in the Company’s unaudited condensed balance sheet.

The Company agreed to indemnify and hold harmless the Services Provider (the “Indemnitee”) from any claims, losses, liabilities, obligations, causes of action, proceedings (whether pending or threatened), investigations, damages, awards, settlements, judgments, decrees, fees, costs, penalties, amounts paid in settlement or expenses (including interest, assessments and other charges in connection therewith and reasonable fees and disbursements of attorneys and other professional advisors and costs of suit) arising out of or relating to any pending or threatened claim, action, suit, proceeding or investigation against any of them or in which any of them may be a participant or may otherwise be involved (including as a witness) that arises out of or relates to (i) the Initial Public Offering of the Company’s securities or the Company’s operations or conduct of its business (including, for the avoidance of doubt, the Company’s Initial Business Combination, as discussed in the IPO Registration Statement), or (ii) any claim against the Services Provider alleging any expressed or implied management or endorsement of any activities of the Company or any express or implied association between the Services Provider, on the one hand, and the Company on the other hand. Notwithstanding anything to the contrary set forth herein or otherwise, the Company acknowledges and agrees that the Indemnitee shall be an express third-party beneficiary of these indemnification provisions and any related provision of the administrative services agreement that is or may extend rights to the Indemnitee. For the avoidance of doubt, the Company’s indemnification obligations shall survive the Company’s consummation of an Initial Business Combination. These indemnification provisions are in all respects subject to the waiver against the Company’s Trust Account set forth in the administrative services agreement.

Due to Related Party

As of September 30, 2026, the Company had an outstanding balance of $62,846 due to the Sponsor or an affiliate of the Sponsor, which is included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheet.

VIKING ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Promissory Note

On May 28, 2026, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2026, or the date on which the Company consummates the Initial Public Offering. On July 6, 2026, the Company had borrowed $81,683, which has been paid in full by the Company at the closing of the Initial Public Offering and the borrowings under the promissory note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its Initial Business Combination, the Company will repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units.

On August 19, 2026, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company borrowed $514,080. On September 18, 2026, in connection with an additional advance of $30,000 from the Sponsor, the Company issued an amended and restated promissory note (the “A&R Note”) in the aggregate principal amount of $544,080, which amended, restated and replaced the August 19, 2026 promissory note. The A&R Note is non-interest bearing, may be prepaid at any time at the Company’s election, and is payable on the earlier of the date on which the Company consummates its Initial Business Combination or the date the winding up of the Company is effective. Upon the consummation of the Initial Business Combination, the Sponsor may convert all or any portion of the outstanding principal into units at a price of $10.00 per unit (up to 54,408 units), with each unit identical to the Private Placement Units. The Sponsor has waived any claim against the Trust Account, except that the A&R Note will be repaid out of the proceeds released from the Trust Account upon the consummation of the Initial Business Combination. As of September 30, 2026, $544,080 was outstanding under the A&R Note, which is presented as promissory note – related party on the accompanying unaudited condensed balance sheet.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the Sponsor, officers, and directors at the completion of the Initial Public Offering or acquired prior to or in connection with the Initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement entered into with the initial shareholders and the representative of the underwriters on July 1, 2026. These holders will be entitled to make up to three demands and have “piggyback” registration rights. The representative of the underwriters may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which the prospectus for the Initial Public Offering forms a part and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were paid a cash underwriting discount of $5,100,000 (2.25% of the gross proceeds of the 20,000,000 Units sold in the base offering, or $4,500,000, and 2.00% of the gross proceeds of the 3,000,000 Units sold pursuant to the over-allotment option, or $600,000) upon the closing of the Initial Public Offering. The underwriters reimbursed certain of the Company’s offering expenses amounting to $500,000 for a net cash underwriting discount of $4,600,000.

Additionally, the underwriters are entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $9,200,000 in the aggregate, payable to the underwriters upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

Advisory Agreement

On September 29, 2026, the Company entered into an engagement letter with KingsRock Advisors, LLC, an affiliate of the managers of the Sponsor (together with its subsidiary KingsRock Securities LLC, “KingsRock”), pursuant to which KingsRock will act as the Company’s exclusive financial advisor in connection with a potential Initial Business Combination. Upon the consummation of an Initial Business Combination, the Company will pay KingsRock a cash success fee of $1,000,000, plus an additional cash fee at the discretion of the Company, and will reimburse KingsRock for its reasonable out-of-pocket expenses. KingsRock has waived any right, title, interest or claim of any kind in or to any monies held in the Trust Account. Because the success fee is contingent upon the consummation of an Initial Business Combination, no amount has been recognized in the accompanying unaudited condensed financial statements as of September 30, 2026.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 610,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 7,666,667 Class B ordinary shares issued and outstanding.

VIKING ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Warrants

As of September 30, 2026, there were 7,870,000 Warrants outstanding, including 7,666,667 Public Warrants and 203,333 Private Placement Warrants. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing on the later of (a) 30 days after the completion of the Initial Business Combination, or (b) 12 months from the closing of the Initial Public Offering, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company is not registering Class A ordinary shares issuable upon exercise of the warrants at this time. However, following the consummation of the Initial Business Combination, under the terms of the warrant agreement, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter use its commercially reasonable efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrant and a current prospectus relating thereto. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

VIKING ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

September 30, 2026
Investments held in Trust Account – U.S. Treasury securities (Level 1)	$231,933,877

The fair value of the Public Warrants is $4,676,667, or $0.61 per Public Warrant. The fair value of Public Warrants was determined using a Monte Carlo simulation model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

July 6, 2026
Underlying stock price	$9.80
Exercise price	$11.50
Volatility	23.00%
Probability of de-SPAC and market adjustment	35.00%
Risk-free rate	4.28%
Expected term to de-SPAC (years)	2.00
Warrant term (years)	7.00

NOTE 9. SEGMENT INFORMATION

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

SEPTEMBER 30, 2026

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

September 30, 2026
Investments held in Trust Account	$231,933,877

	For the Three Months Ended September 30,	For the Period from February 24, 2026 (Inception) Through September 30,
	2026	2026
Formation, general, and administrative costs	$288,831	$361,418
Share-based compensation expense	$—	$860,035
Interest earned on investments held in the Trust Account	$1,933,877	$1,933,877

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete an Initial Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM reviews share-based compensation expense, a non-cash expense, to monitor the cost of equity awards granted and their impact on net income. Formation, general, and administrative costs and share-based compensation expense, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

The CODM reviews the position of total assets as reported in the Company’s unaudited condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM also reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated in the Cayman Islands on February 24, 2026, and formed for the purpose of effecting an Initial Business Combination. We intend to effectuate our Initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 24, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,645,046, which consisted of interest earned on investments held in the Trust Account of $1,933,877, partially offset by formation, general, and administrative costs of $288,831.

For the period from February 24, 2026 (inception) through September 30, 2026, we had a net income of $712,424, which consisted of interest earned on investments held in the Trust Account of $1,933,877, partially offset by formation, general, and administrative costs of $361,418 and share-based compensation expense of $860,035.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of the Founder Shares by the Sponsor and loans from the Sponsor. As of September 30, 2026, we had $1,242,495 of cash and a working capital surplus of $1,109,652.

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

For the period from February 24, 2026 (inception) through September 30, 2026, net cash used in operating activities was $357,893. Net income of $712,424 was affected by interest earned on investments held in the Trust Account of $1,933,877, payment of formation, general, and administrative costs through promissory note – related party of $12,420 and share-based compensation expense of $860,035. Changes in operating assets and liabilities used $8,895 of cash for operating activities. Net cash used in investing activities of $230,000,000 was the result of the investment of cash into the Trust Account. Net cash provided by financing activities of $231,600,388 was the result of proceeds from the sale of Units, net of underwriting discounts paid, of $224,900,000, proceeds from the sale of Private Placement Units of $6,100,000, underwriters’ reimbursement of $500,000 and proceeds from promissory note – related party of $544,080, partially offset by the repayment of the promissory note – related party of $81,683 and payment of offering costs of $362,009.

As of September 30, 2026, we had investments held in the Trust Account of $231,933,877 (including $1,933,877 of interest income) consisting of U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,242,495. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we will repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of September 30, 2026, $544,080 was outstanding under the Working Capital Loans.

Going Concern Consideration

As of September 30, 2026, we had $1,242,495 in our operating bank account and working capital of $1,109,652. Prior to the Initial Public Offering, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to cover certain expenses in exchange for the Founder Shares and the loan under the Note of $81,683, which was repaid on July 6, 2026. Subsequent to the Initial Public Offering, our liquidity needs have been satisfied through the proceeds held outside the Trust Account and borrowings of $544,080 under Working Capital Loans from our Sponsor (see Note 5 of the accompanying unaudited condensed financial statements).

In connection with our assessment of going concern in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern”, we have completed our Initial Public Offering on July 6, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management has since reevaluated our liquidity and financial condition, and determined that we still lack the liquidity to finance our working capital needs for a reasonable period of time, which is considered to be one year from the date of issuance of the accompanying unaudited condensed financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued.

We initially have 24 months to consummate the Initial Business Combination (assuming no extensions), or until July 6, 2028 (the “Completion Window”). If we do not complete an Initial Business Combination, we will wind up, dissolve, and liquidate pursuant to the terms of our amended and restated memorandum and articles of association. There is no assurance that our plans to complete the Initial Business Combination will be successful within the Completion Window. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the promissory note – related party of $544,080 (see Note 5 of the accompanying unaudited condensed financial statements) and an agreement to reimburse an affiliate of the managers of the Sponsor, KingsRock Advisors, LLC, in an amount equal to up to $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

The underwriters were paid a cash underwriting discount of $5,100,000 (2.25% of the gross proceeds of the 20,000,000 Units sold in the base offering, or $4,500,000, and 2.00% of the gross proceeds of the 3,000,000 Units sold pursuant to the over-allotment option, or $600,000). The underwriters reimbursed certain of the Company’s offering expenses amounting to $500,000 for a net cash underwriting discount of $4,600,000.

Additionally, the underwriters are entitled to a deferred underwriting discount of 4.00% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $9,200,000 in the aggregate, payable to the underwriters upon the completion of the Company’s Initial Business Combination subject to the terms of the underwriting agreement.

On September 29, 2026, we entered into an engagement letter with KingsRock Advisors, LLC, an affiliate of the managers of our Sponsor, to act as our exclusive financial advisor in connection with a potential Initial Business Combination. Upon the consummation of an Initial Business Combination, we will pay KingsRock Advisors, LLC a cash success fee of $1,000,000, plus an additional cash fee at our discretion, and will reimburse its reasonable out-of-pocket expenses. KingsRock Advisors, LLC has waived any claim against the Trust Account. Because the success fee is contingent upon the consummation of an Initial Business Combination, no amount has been recognized as of September 30, 2026 (see Note 6 of the accompanying unaudited condensed financial statements).

Critical Accounting Estimates and Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We have identified the following critical accounting estimate and critical accounting policy. See Note 2—“Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Quarterly Report under Item 1. “Interim Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies. As of September 30, 2026, the Company’s significant accounting estimate relates to the fair value of Public Warrants (see Note 8).

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of an Initial Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC on August 14, 2026. There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 1, 2026, by and between the Company and Cohen & Company Capital Markets, a Division of Cohen & Company Securities, LLC, as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed with the SEC on July 7, 2026).
3.1	Amended and Restated Memorandum and Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on July 7, 2026).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 filed with the SEC on June 30, 2026).
4.2	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 filed with the SEC on June 30, 2026).
4.3	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 filed with the SEC on June 30, 2026).
4.4	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-1 filed with the SEC on June 30, 2026).
4.5	Public Warrant Agreement, dated July 1, 2026, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on July 7, 2026).
4.6	Private Warrant Agreement, dated July 1, 2026, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on July 7, 2026).
10.1	Insider Letter Agreement, dated July 1, 2026, by and between the Company, Viking Acquisition Sponsor II, LLC and each of its officers and directors named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 7, 2026).
10.2	Registration Rights Agreement, dated July 1, 2026, by and among the Company, the Sponsor and Cohen. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on July 7, 2026).
10.3	Investment Management Trust Agreement, dated July 1, 2026, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on July 7, 2026).
10.4	Administrative Services Agreement, dated July 1, 2026, by and between the Company and KingsRock Advisors, LLC (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on July 7, 2026).
10.5	Private Placement Units Purchase Agreement, dated July 1, 2026, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed with the SEC on July 7, 2026).
10.6	Underwriter Private Placement Units Purchase Agreement, dated July 1, 2026, by and between the Company and Cohen & Company Capital Markets, a Division of Cohen & Company Securities, LLC (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed with the SEC on July 7, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIKING ACQUISITION CORP. II

Date: November 13, 2026	By:	/s/ Håkan Wohlin
	Name:	Håkan Wohlin
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Philipp von Girsewald
	Name:	Philipp von Girsewald
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)